Form 10-Q
period 2010-07-03
Connors Bros. Holdings, L.P.
filed 2010-08-17
CIK 1491594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-166998
CONNORS BROS. HOLDINGS, L.P.
(Exact name of registrant as specified in its charter)

Delaware	N/A

(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)
c/o Centre Partners Management, LLC
30 Rockefeller Plaza, 50th Floor
New York, NY 10020
(Address of principal executive offices, including zip code)
212-332-5800
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

CONNORS BROS. HOLDINGS, L.P.
INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of July 3, 2010 (unaudited) and December 31, 2009	2

	Unaudited Condensed Consolidated Statements of Operations for the three months ended July 3, 2010 and July 4, 2009 and the six months ended July 3, 2010 and July 4, 2009	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended July 3, 2010 and July 4, 2009	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	(Removed and Reserved)	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURES

INDEX TO EXHIBITS
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION
Item 1. Financial Information
CONNORS BROS. HOLDINGS, L.P.
Condensed Consolidated Balance Sheets
(in thousands)

	July 3,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash	$2,095	$4,491
Accounts receivable, net	74,873	63,123
Inventories	197,946	233,206
Prepaid expenses and other assets	9,638	16,669
Deferred income taxes	654	1,467

Total current assets	285,206	318,956

Property, plant and equipment, net	86,985	90,287
Other assets	21,728	21,106
Goodwill	69,675	70,052
Trademarks	202,839	203,409
Other intangible assets, net	95,488	101,883
Deferred income taxes	630	636

Total assets	$762,551	$806,329

Liabilities and partnership equity
Current liabilities:
Current portion of senior term notes payable	$9,500	$9,500
Current portion of capital leases and other debt	2,215	4,178
Accounts payable	58,403	70,254
Accrued expenses	43,006	46,667
Income taxes payable	621	285
Other current liabilities	7,301	6,682

Total current liabilities	121,046	137,566

Senior term notes payable, net of current portion and debt discount	11,757	32,547
Revolving credit facilities, net of debt discount	106,783	134,005
Capital leases and other debt, net of current portion	1,152	2,277
Senior secured notes, net of debt discount	217,640	217,417
Deferred income taxes	16,196	13,195
Accrued pension and other obligations	4,514	4,356

Total liabilities	479,088	541,363

Limited partnership interests	223,263	222,695
Retained earnings	39,125	15,734
Accumulated other comprehensive income	21,075	26,537

Total partnership equity	283,463	264,966

Total liabilities and partnership equity	$762,551	$806,329

See notes to condensed consolidated financial statements.

CONNORS BROS. HOLDINGS, L.P.
Condensed Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three months ended		Six months ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Revenue	$232,300	$233,639	$488,860	$484,643
Cost of revenues	178,559	186,779	379,209	395,385

Gross profit	53,741	46,860	109,651	89,258

Selling, general and administrative expenses	25,065	25,197	53,316	52,917
Restructuring and other transition costs, net	1,366	—	3,680	—

Operating income	27,310	21,663	52,655	36,341

Net interest expense	7,423	11,941	15,327	24,475
Loss on prepayment of debt	412	—	985	—
Other (income) expense, net	3,086	(1,980)	738	(1,417)

Income before income taxes	16,389	11,702	35,605	13,283

Income taxes
Current	2,506	851	5,122	966
Deferred	1,581	1,941	3,745	2,203

Total income tax	4,087	2,792	8,867	3,169

Net income	$12,302	$8,910	$26,738	$10,114

See notes to condensed consolidated financial statements.

CONNORS BROS. HOLDINGS, L.P.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	July 3,	July 4,
	2010	2009

Operating activities
Net income	$26,738	$10,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,990	4,687
Amortization of intangible assets	5,922	6,378
Amortization of debt issuance costs and debt discount	3,022	2,125
Equity-based compensation	568	569
Non-cash inventory step-up charges	—	8,217
Interest paid-in-kind	—	2,985
Deferred income taxes	3,745	2,203
Non-cash loss (gain) on remeasurement of debt	533	(2,011)
Net loss (gain) on disposal of assets	1,272	(98)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(11,947)	569
Decrease in inventories	34,904	5,965
Increase (decrease) in accounts payable	(11,960)	(6,517)
Increase (decrease) in accrued expenses	(3,450)	6,274
Decrease (increase) in other working capital accounts	4,380	(8,124)
Decrease (increase) in long-term assets and liabilities	663	(574)

Cash provided by operating activities	59,380	32,762

Investing activities
Purchase of property, plant and equipment	(5,268)	(5,888)
Proceeds from the sale of assets	210	1,029
Investments and acquisitions, net of cash acquired	—	(1,317)

Cash used in investing activities	(5,058)	(6,176)

Financing activities
Repayment of term loan, subordinated debt, capital leases and other debt	(24,467)	(12,464)
Proceeds from issuance of debt	—	798
Net payments on revolving credit facility	(27,572)	(14,478)
Payment of debt issuance costs	(1,413)	—
Cash distributions to partners	(3,347)	(2,534)

Cash used in financing activities	(56,799)	(28,678)

Effect of foreign currency translation	81	(35)

Decrease in cash	(2,396)	(2,127)

Cash — beginning of period	4,491	4,695

Cash — end of period	$2,095	$2,568

Supplemental cash flow information:
Income taxes paid	$1,620	$5,241
Interest paid	$13,071	$16,966
See notes to condensed consolidated financial statements.

CONNORS BROS. HOLDINGS, L.P.
Notes to the Condensed Consolidated Financial Statements
1. Basis of Presentation and Principles of Consolidation
          The accompanying condensed consolidated financial statements present the consolidated financial position, results of operations, cash flows and partnership equity of Connors Bros. Holdings, L.P, a Delaware limited partnership (“CBH”) and Bumble Bee Foods, L.P. (f/k/a Connors Bros., L.P.), a Delaware limited partnership (“BBFLP”) (together with their subsidiaries on a consolidated basis, “We,” “Connors,” or the “Company”).
          CBH was formed by BBFLP on November 30, 2009 in connection with the issuance of the senior secured notes described in Note 6 to the condensed consolidated financial statements. CBH is controlled by its general partner, CB Holdings GP, LLC, and its sole limited partner is BBFLP. BBFLP is also the sole member of CB Holdings GP, LLC, and, as such, holds either directly or indirectly all of the partnership interests of CBH. On December 17, 2009, BBFLP transferred to CBH all of its investments (the “Transfer of Investments”) in a series of holding companies and two operating companies and their respective subsidiaries: Bumble Bee Foods, LLC (“Bumble Bee”) and Connors Bros. Clover Leaf Seafoods Company (“Clover Leaf”). As a result, effective December 17, 2009, we became CBH. For the period from November 23, 2008 (inception) to December 16, 2009, we were BBFLP.
          The Transfer of Investments was accounted for by recording, on the books of CBH, the investments at the same book value as the investments were carried on the books of BBFLP immediately prior to their transfer. In connection with the transfer, CBH recorded the issuance of partnership equity equal to the recorded value of the investments. The preferred partnership units of BBFLP, the general and limited partnership equity of BBFLP, and the accumulated deficit of BBFLP have been, effective with the Transfer of Investments on December 17, 2009, excluded from the consolidated balance sheet of CBH. As such, our consolidated statement of partnership equity for the year ended December 31, 2009 reflects the exit of BBFLP as the top consolidating entity and the issuance of partnership equity by CBH.
          The condensed consolidated interim financial statements reflect all adjustments that are, in the opinion of management, normal and recurring in nature and necessary for a fair presentation of the results for the interim period.
U.S. Operations
          CBH owns Bumble Bee through its wholly owned subsidiary, Stinson Seafood (2001), Inc. (“Stinson”), a Delaware corporation, which wholly owns Bumble Bee Holdings, Inc., a Georgia corporation (“BBH”). BBH owns all of the membership interests of Bumble Bee. Bumble Bee is a Delaware limited liability company. Bumble Bee (through its subsidiary BB Acquisition (PR), L.P.) also operates a tuna cannery located in Mayaguez, Puerto Rico.
Canadian Operations
          CBH owns Clover Leaf through a group of directly held and indirectly held companies domiciled in the U.S., the Netherlands and Canada. The subsidiaries of Clover Leaf include various companies which primarily operate fishing businesses.
Seasonality
          Due to the seasonal nature of production and demand for product, the interim results of operations are not necessarily indicative of the estimated results of operations for a full fiscal year.
Reporting Periods
          The Company reports its quarterly results of operations as fiscal quarters of approximately 13 weeks in length. The first and fourth quarters may be up to four days longer or shorter than a 13 week period, while the second and third quarters are always 13 weeks in duration. The quarterly and year-to-date results of operations presented herein represent the period from January 1, 2010 to July 3, 2010 and January 1, 2009 to July 4, 2009, respectively.
2. Summary of Significant Accounting Policies
     Recently Adopted Accounting Standards
          Effective January 1, 2010, we adopted Accounting Standards Update 2009-17 (Topic 810) requiring companies to identify the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. Further, companies are required to perform on-going reassessments of whether an enterprise is the primary beneficiary and eliminate the use of the quantitative approach previously required for determining the primary beneficiary. Currently, we are not the primary beneficiary of any variable interest entity.

3. Inventories
          Inventories were as follows (in thousands):

	July 3,	December 31,
	2010	2009

Raw materials	$43,081	$58,118
Work in process	8,256	12,565
Finished goods	146,609	162,523

Inventories	$197,946	$233,206

          The Company changed its method of estimating the deferred freight cost component of finished goods inventory. This resulted in a reduction to “inventories” of $1.4 million, with a corresponding charge to “cost of revenues” on the accompanying condensed consolidated statement of operations. In accordance with United States Generally Accepted Accounting Principles, the Company accounted for this change in accounting estimate prospectively beginning on April 4, 2010.
4. Strategic Investments
          The Company held the following strategic investments, included in “other assets” on the accompanying condensed consolidated balance sheets (in thousands):

	July 3,	December 31,
	2010	2009

Sea Value	$5,181	$5,181
KWL	624	794
Other	183	183

	$5,988	$6,158

          We did not apply fair values to our cost method investments as it was impractical to do so due to the lack of liquid markets for private equity investments.

5. Comprehensive Income
          Comprehensive income was as follows (in thousands):

	Three months ended		Six months ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Net Income	$12,302	$8,910	$26,738	$10,114
Net unrealized foreign currency translation gain (loss)	(8,518)	8,675	(1,647)	7,067
Unrealized gain on interest rate swaps	86	267	44	319
Gain on interest rate swap contracts realized in net income	(295)	(181)	(595)	(239)
Unrealized gain (loss) on forward foreign currency contracts	453	(838)	366	(486)
Loss on forward foreign currency contract realized in net income	13	544	16	268
Unrealized gain (loss) on forward commodity contracts	(3,638)	542	(2,846)	409
Loss (gain) on forward commodity contracts realized in net income	(309)	48	(800)	115

Comprehensive income	$94	$17,967	$21,276	$17,567

6. Senior Credit Facilities and Other Debt
          Debt was comprised of the following (in thousands):

	July 3,	December 31,
	2010	2009

Senior term loan notes payable, maturing in quarterly installments through November 2013, with interest payable monthly; weighted average variable rate was 5.50% as of July 3, 2010	$21,375	$42,750

Unamortized debt discount related to the senior term loan notes payable	(118)	(703)

Long-term revolving credit facilities, maturing November 18, 2013, with interest payable monthly; weighted average variable rate, net of effect of the interest rate swap, was 5.02% as of July 3, 2010	109,900	137,594

Unamortized debt discount related to long-term revolving credit facilities	(3,117)	(3,589)

Senior secured notes, maturing December 15, 2015, with interest payable semi-annually at 7.75% per annum	220,000	220,000

Unamortized debt discount related to senior secured notes payable	(2,360)	(2,583)

Capital lease obligations, installment notes, and demand notes; principal and interest payable monthly at interest rates ranging from 3.09% to 13.25%, with final payments due in months ranging from March 2011 to September 2014	3,367	6,455

Total long-term debt	349,047	399,924

Less amounts due within one year	11,715	13,678

Total long-term debt, net of amounts due within one year	$337,332	$386,246

Senior Term Loan and Senior Revolving Credit Facilities
          In connection with the November 2008 acquisition of Bumble Bee and Clover Leaf by BBFLP (the “Acquisition”), Bumble Bee and Clover Leaf borrowed $133.0 million under a senior term loan agreement (the “Senior Term Loan”), and entered into a senior revolving credit agreement allowing for aggregate maximum borrowing of $150.0 million and Cdn$75.0 million (the “Revolver”) subject to limitations based on advance rates against qualified assets as stipulated under the agreement. On December 17, 2009, we prepaid $83.5 million of notes issued to certain lenders under the Senior Term Loan, and incurred a 1% prepayment penalty in the amount of $0.8 million. In addition, on December 17, 2009, we borrowed an additional $3.2 million under the Senior Term Loan.
          As of July 3, 2010, Bumble Bee owed $109.7 million and Clover Leaf owed $0.2 million under the Revolver. Under the Senior Term Loan and Revolver agreements, amounts borrowed are secured by substantially all the assets of Bumble Bee and Clover Leaf. The loans and other obligations under the Senior Term Loan and Revolver agreements are guaranteed by Stinson, BBH, Clover Leaf Holdings Company and certain of the direct and indirect subsidiaries of the U.S. and Canadian borrowers. Each of the U.S. and Canadian borrowers also guarantees the obligations of the other borrower.
          The Senior Term Loan agreement calls for interest to be calculated at a base rate of not less than 3.5% plus a margin of 3.0% or LIBOR plus a margin of 4.0%. The Revolver agreement calls for interest to be calculated at rates comprised of certain base rates to the specific borrowings plus a margin ranging from 3.50% to 3.75%. We incur an unused line availability fee on the Revolver of 0.5% of $150.0 million and Cdn$75.0 million, net of outstanding loan balances and letters of credit, payable monthly.
          The Senior Term Loan and Revolver agreements contain financial and other covenants that limit or restrict the Company’s ability to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct certain asset sales; pay dividends or distributions and enter into other specified transactions and activities. The financial covenants state that the Company must maintain at all times a fixed charge coverage ratio of not less than 1.025:1.00, except when average availability, as defined, under the Revolver is in excess of $35.0 million.

          As of July 3, 2010, future remaining aggregate installment payments due under the Senior Term Loan were as follows (in thousands):

2010 (remaining)	$4,750
2011	9,500
2012	7,125

$21,375

Senior Subordinated Notes
          In connection with the Acquisition, Bumble Bee and Clover Leaf borrowed $135.0 million under a senior subordinated loan agreement (the “Subordinated Loan”). Under the Subordinated Loan agreement, interest was comprised of cash interest of 12.0% plus interest paid-in-kind at 4.25% per annum. On December 17, 2009, we retired all $141.4 million of the notes then outstanding, including interest paid-in-kind of $6.4 million. Further, we incurred a prepayment penalty of $15.7 million.
7.75% Senior Secured Notes
          On December 17, 2009, we issued $220.0 million in senior secured notes (“Senior Secured Notes”) and used the proceeds, along with the proceeds from a draw on the Revolver, to retire $83.5 million of the Senior Term Loan and all $141.4 million of the notes then outstanding under the Subordinated Loan. The Senior Secured Notes were issued net of original issue discount of $2.6 million, resulting in net proceeds (excluding debt issuance costs) of $217.4 million. The Senior Secured Notes bear interest at a rate of 7.75% per annum, with interest payable semi-annually in cash in arrears on each June 15th and December 15th beginning on June 15, 2010 and mature on December 15, 2015. We may redeem some or all of the Senior Secured Notes as stipulated in a note indenture (the “Indenture”) (See Note 14 — Subsequent Events). The Senior Secured Notes are secured, on a subordinated basis, to the Senior Term Loan and the Revolver, by a third-party lien on substantially all of our assets.
          The Indenture to the Senior Secured Notes contains covenants that limit or restrict the Company’s ability to incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct certain asset sales; pay dividends or distributions and enter into other specified transactions and activities.
          The Senior Secured Notes are guaranteed, jointly and severally, by CBH and the other guarantors pursuant to the Indenture. Each of the CBH’s subsidiaries (other than the issuers) are guarantors.
Loss on Prepayment of Debt
          In March 2010, we paid $10.0 million of amounts due under the Senior Term Loan in advance of the scheduled installment payment date, and we incurred a loss on prepayment in the amount of $0.6 million arising from accelerated recognition of debt discount, debt issuance costs, as well as a prepayment penalty. In June 2010, we paid an additional $6.6 million of amounts due under the Senior Term Loan in advance of the scheduled installment payment date and incurred charges in the amount of $0.4 million, comprised of the acceleration of recognition of debt issuance costs, debt discount, and a pre-payment penalty. The early payment of debt effectively changes the maturity date of amounts due under the Senior Term Loan to September 2012.
          In order to comply with certain vendor requirements, we had stand-by letters of credit in the amount of $3.6 million as of July 3, 2010.

          As of July 3, 2010, commitments under equipment capital leases and installment notes for each of the next five years and in the aggregate thereafter were as follows (in thousands):

2010 (remaining)	$1,400
2011	1,468
2012	317
2013	317
2014	111
2015	—
Thereafter	—

3,613
Less interest	246

Capital lease and other debt obligations	$3,367

7. Brand Disposals and Restructuring
          In April 2010, Bumble Bee closed its Prospect Harbor, Maine sardine canning facility (the “Prospect Harbor Plant”) as a result of reductions in the total allowable catch levels of herring, as set by governmental agencies, for New England waters. We accrued costs to provide severance payments to employees of the Prospect Harbor Plant, adjusted certain assets to fair values and certain other costs related to managing the plant closure. Bumble Bee had assets held for sale related to the Prospect Harbor Plant totaling $1.6 million included in “other assets” on the accompanying condensed consolidated balance sheet at July 3, 2010.
          In February 2010, we charged $1.3 million to restructuring and other transition costs to terminate a contract with a freight carrier in order to ship product with other carriers on more favorable terms. We paid $1.3 million to settle the contract termination costs in July 2010.
          Bumble Bee closed its meat and poultry plant located in Augusta, Georgia (the “Augusta Plant”) in the fourth quarter of 2008. We incurred costs to maintain the property as we sought to complete the closure, liquidate equipment not transferred to other facilities, terminate certain contracts, make severance payments to the former employees and dispose of the real property. The Augusta Plant was donated in June 2010.
          The balances representing the accrued restructuring costs are included in “other current liabilities” on the accompanying condensed consolidated balance sheets. The estimated plant closure costs accrued, the subsequent payments charged to settle the estimated accrued charges as well as the adjustments to the accrued charges for changes in estimated costs were as follows (in thousands):

	Plant	Employee
	closure	severance
	cost	cost	Total

Augusta Plant closure:
Accrual as of December 31, 2009	$1,111	$94	$1,205
Payments and adjustments	(788)	(2)	(790)

Accrual as of July 3, 2010	$323	$92	$415

Prospect Harbor Plant closure:
Accrual as of December 31, 2009	$—	$—	$—
Costs incurred	1,773	977	2,750
Payments and adjustments	(1,773)	(977)	(2,750)

Accrual as of July 3, 2010	$—	$—	$—

          The balance remaining in restructuring accrual accounts as of July 3, 2010 is comprised primarily of planned employee severance costs for former plant employees and estimated costs to maintain the Augusta Plant prior to its donation in June 2010.
8. Employee Benefit Plans
          We have defined contribution retirement plans and defined benefit pension plans.
Defined contribution retirement plans
          Current benefit costs under the defined contribution retirement plans are charged to expense as they accrue. Expenses associated with these plans were $0.5 million and $0.8 million for the three and six months ended July 3, 2010, respectively, and $0.4 million and $0.7 million for the three and six months ended July 4, 2009, respectively.
Defined benefit pension plans
          The following table represents the components of net periodic defined benefit plan pension cost (in thousands):

	Three months ended		Six months ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Service cost	$122	$98	$244	$182
Interest cost	626	443	1,261	852
Expected return on plan assets	(565)	(382)	(1,138)	(735)
Amortization of net actuarial loss	(6)	15	(12)	27

Net periodic pension cost recognized	$177	$174	$355	$326

          We contributed $0.1 million and $0.3 million towards the required minimum funding levels during the three and six months ended July 3, 2010, respectively. Based on minimum funding requirements, the Company expects to contribute an estimated additional $0.5 million to defined benefit pension plans during the remainder of 2010. We do not expect to make additional voluntary contributions in 2010.
9. Income taxes
          For interim income tax reporting, we estimate our annual effective tax rate which we then apply to year-to-date income. Our effective tax rate was 24.9%, 24.9%, 23.0% and 23.9% for the three and six months ended July 3, 2010 and July 4, 2009, respectively. The effective tax rate for the periods presented results from the blending of income earned primarily in the United States and Canada which apply a differing range of federal, state and provincial income tax rates. Our provision for income taxes is lower than the tax computed at the combined United States federal and state statutory income tax rates primarily due to the recognition of U.S. deferred tax assets for which a valuation allowance was previously established, the exclusion of partnership income not subject to income tax and Canadian corporate income tax rates that are lower than U.S. corporate income tax rates.
          We had net operating losses applicable to U.S. federal and U.S. state income taxes amounting to approximately $57.0 million as of December 31, 2009, which begin to expire in 2024 for federal purposes and 2010 for state purposes. The utilization of Connors’ federal and state net operating loss carry-forwards is dependent on the future profitability of Connors. Furthermore, the Internal Revenue Code imposes substantial restrictions on the utilization of net operating losses in the event of an ownership change of more than 50% during any three year period. Due to ownership changes, as defined by IRS Section 382, a portion of Connors’ net operating loss carry-forwards may be limited. The application of IRS Section 382 varies by state jurisdiction and could have a significant impact on the state net operating losses available.
          Due to uncertainties related to the realization of the cumulative federal and state net operating losses, the Company maintains a full valuation allowance against its gross U.S. deferred tax assets.
          We have not recorded any liabilities for uncertain tax positions.

10. Geographic Information
          We operate in one industry, the processing, distribution and sale of shelf-stable protein products, with primary operations in the U.S., Canada and Puerto Rico. Revenues in the countries wherein customers are located were as follows (in thousands):

	Three months ended		Six months ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

United States	$184,626	$185,181	$388,400	$389,398
Canada	36,690	35,176	75,461	65,340
Other	10,984	13,282	24,999	29,905

Revenue	$232,300	$233,639	$488,860	$484,643

11. Fair Value of Financial Instruments and Risk Management
          Authoritative guidance requires fair value measurements to be classified and disclosed in one of the following three categories:
          Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for assets or liabilities;
          Level 2: Inputs other than quoted prices in active markets which are either directly or indirectly observable; and
          Level 3: Unobservable inputs are used when little or no market data is available.
          We have determined the estimated fair values of our financial instruments based on appropriate valuation methodologies, however considerable judgment is required to develop these estimates. The fair values of financial instruments are not materially different from their carrying values.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
          The carrying values of financial instruments measured at fair value on a recurring basis are classified into the following categories (in thousands):

	Fair value measurements at July 3, 2010 using:
	Quoted prices in
	active markets	Significant	Significant
	for identical	other observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives designated as effective hedges	$—	$1,079	$—

Liabilities:
Derivatives designated as effective hedges	$—	$1,319	$—
          At July 3, 2010, the carrying value of financial instruments measured at fair value on a recurring basis were all comprised of derivative contracts designated as effective hedges, including interest rate swap contracts, forward foreign exchange contracts and commodities swap contracts. The fair values of these contracts were marked to market value using a discounted cash flow model.
          The carrying values of financial instruments, including accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses and other current liabilities, approximate fair value due to short-term maturities of those instruments.
          The estimated fair value of certain debt instruments is based upon observable market information. Notes issued under the Senior Term Loan are subject to variable rates of interest and are considered to have fair values that approximate carrying values. The Revolver is subject to variable interest rates that are considered to approximate market rates, and is therefore considered to have a fair value that approximates the carrying value. Our Senior Secured Notes were issued at market rates on December 17, 2009 and are considered to have a fair value that approximates their carrying value as of July 3, 2010.

     Fair Value Measurements on a Nonrecurring Basis
          Non-financial assets and liabilities are recognized at fair values subsequent to initial recognition when they are deemed to be other than temporarily impaired. There were no material non-financial assets and liabilities deemed to be other than temporarily impaired and measured at fair value on a non-recurring basis as of July 3, 2010.
     Foreign Currency Risk
          Clover Leaf’s functional currency is the Canadian dollar, however it purchases and sells products in transactions denominated in the U.S. dollar. As a strategy to be competitive in such transactions, in 2008 and 2009, Clover Leaf entered into purchases of forward contracts to purchase the U.S. dollar in amounts comparable to and maturing in periods that hedge the purchase of product that will be transacted in the U.S. dollar at the forward purchase rate of exchange.
          Clover Leaf has a series of forward contracts to purchase U.S. dollars, totaling $6.5 million and a de minimis amount as of July 3, 2010 and December 31, 2009, respectively, as hedges against purchases of certain products denominated in the U.S. dollar. Further, Bumble Bee has entered into a series of forward contracts to purchase the Euro, totaling $6.3 million as of July 3, 2010, as hedges against purchases of certain products denominated in the Euro. Assets totaling $0.5 million and a de minimis amount (representing the fair value of these contracts) are included in “prepaid expenses and other assets” on the accompanying condensed consolidated balance sheet as of July 3, 2010 and December 31, 2009, respectively. Realized gains and losses on forward contracts are included in “other expense (income), net” on the accompanying consolidated statements of operations.
     Commodities Price Risk
          We are exposed to changes in the price of fish, metals and fuel that are components of our product costs. We monitor the pricing of these commodities and seek to make purchases in amounts and at times that allow us to maintain a competitive position in the markets in which we sell our finished products. We have, during 2009 and 2010, entered into purchases of swap contracts that effectively fix the pricing of aluminum can content and fuel oil at levels we expected were lower than planned purchases of such commodities.
          As of July 3, 2010 and December 31, 2009, we had outstanding a series of commodity swap contracts hedging future can and fuel oil purchases totaling $15.0 million and $17.0 million, respectively. Assets representing unrealized gains totaling $0.6 million and $4.3 million are included in “prepaid expenses and other assets” on the accompanying condensed consolidated balance sheets as of July 3, 2010 and December 31, 2009, respectively. Realized gains and losses on swap contracts are included in “cost of revenues” on the accompanying condensed consolidated statements of operations.
     Interest Rate Risk
          We are exposed to interest rate risk related to interest payments on our debt instruments. As a strategy to reduce risk of increases in borrowing rates, we may choose to hedge a portion of our outstanding borrowing, as permitted under our borrowing arrangements so as to effectively fix variable interest rates. As of July 3, 2010 and December 31, 2009, we had outstanding an interest rate swap contract hedging interest payments related to $75.0 million of borrowing under the Revolver. The interest rate swap contract will mature in December of 2011, with 18 months remaining under the contract as of July 3, 2010. Liabilities representing unrealized pre-tax losses totaling $1.3 million and $0.8 million are included in “other current liabilities” on the accompanying condensed consolidated balance sheets as of July 3, 2010 and December 31, 2009, respectively. Realized gains and losses on interest rate swaps are included in “net interest expense” on the accompanying condensed consolidated statements of operations.
     Credit risk
          Our financial assets are subject to credit risk. These financial assets include cash held at financial institutions, derivative financial instruments that have positive value, and accounts receivable. The maximum exposure to credit risk is equal to the carrying value of financial assets. We assess the ability of debtors to settle amounts payable to us, taking into account financial position, past experience, credit rating, credit reports and other factors. We set credit limits regularly, and in cases where the credit quality of a customer does not meet our requirements, we require a cash deposit before product is shipped.
          The carrying value of accounts receivable are periodically adjusted to estimated net realizable value through allowances for doubtful accounts, with the amounts of estimated losses recognized as adjustments to selling, general and administrative (“SG&A”) expenses. We base our estimate of uncollectible accounts receivable on such factors as the age of accounts, discussion with creditors and initial assessment of ability to make timely payment. When a receivable balance is considered uncollectible, it is written off against the allowance for doubtful accounts. Subsequent recovery of amounts previously written off, if any, are credited to SG&A expenses as collected. The allowances for doubtful accounts were $0.7 million and $0.6 million as of July 3, 2010 and December 31, 2009, respectively, and are included as an adjustment to “accounts receivable, net” on the accompanying condensed consolidated balance sheets.

12. Commitments and Contingencies
          We are a defendant from time to time in lawsuits and disputes arising in the normal course of business. Management believes the ultimate outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
          In 2008, Bumble Bee engaged an environmental consulting firm to investigate a fuel oil leak resulting in contamination of the soil at its Cape May, New Jersey clam packing facility. Our estimate of the cost to remediate the damage related to the oil contamination ranges from approximately $3.4 million to $6.0 million. Bumble Bee recorded an estimated cost to remediate the soil contamination in the amount of $1.0 million as of the date of the Acquisition and an additional $2.6 million, with a corresponding increase to goodwill, in the third quarter of 2009 as a result of an updated estimate for a total estimated cost of $3.6 million, which represents our best estimate of cost to remediate the damage. The estimate will be updated upon the completion of further testing of the site and finalization of the remediation plan, and further adjustments to the remediation cost will impact the consolidated statement of operations. The remaining estimated $3.3 million liability is included in “other current liabilities” on the accompanying condensed consolidated balance sheet as of July 3, 2010. We did not use any discounting convention in the measurement of the liability recorded therein as the timing of the estimated settlement is not fixed or reliably determinable.
          In October 2006, U.S. Customs and Border Control informed Bumble Bee that certain imports of tuna loins were subject to duties at higher rates than claimed by Bumble Bee. Bumble Bee has filed administrative protests locally and a request for additional review at customs headquarters. Counsel has been retained to represent Bumble Bee in its opposition to the assessment of these additional duties. The expected cost to bring the matter to a resolution is not yet determinable given the length of time inherent in the protest process and the complexity of the issues involved.
          Bumble Bee is a party to a consent decree, as amended, with the State of Maine which established, among other requirements, that certain minimum case volumes be produced during each calendar year until the decree expires on December 31, 2010. Bumble Bee achieved the minimum production volume for 2009. In April 2010, Bumble Bee closed its facility in Maine due to significant reductions in the total allowable herring catch. In connection with the closure, the State of Maine waived the production requirement for the remainder of 2010, at which point the consent decree expires. As such, management considers this matter resolved.
          As of July 3, 2010, commitments under operating leases of premises and equipment for each of the next five years and in the aggregate thereafter were as follows (in thousands):

2010 (remaining)	$1,766
2011	2,500
2012	2,130
2013	1,993
2014	1,178
Thereafter	3,455

$13,022

          As of July 3, 2010, commitments attributable to royalty contracts were as follows (in thousands):

2010 (remaining)	$820
2011	850
2012	850
2013	850

$3,370

13. Related Party Transactions
          Certain executive officers of Connors own investments in a tuna fishing business that is an indirect supplier of fish to Connors.
          In November 2009, Bumble Bee sold its interest in Atlantic Natural Foods, LLC (“ANF”) to its joint venture partner, of which an executive officer of Bumble Bee holds a significant ownership interest, for $800,000, $200,000 of which was paid in cash at the closing and $200,000 of which was paid in May 2010. The remainder of the purchase price consideration was comprised of a note that is payable in installments of $200,000 in each of November 2010 and April 2011. Interest on the note accrues at a rate of 8.5% per annum. The note was subsequently sold to BBFLP for its face amount on December 17, 2009 and is therefore not reflected on the condensed consolidated balance sheet as of July 3, 2010. In addition to the investment in ANF, Bumble Bee held $0.3 million in accounts receivable from ANF, included in “accounts receivable, net” on the accompanying condensed consolidated balance sheet at December 31, 2009. In March 2010, ANF paid the remaining $0.3 million of the outstanding receivable.
          Centre Partners Management LLC (“CPM”), a U.S. private equity investment firm, is together with its affiliates the majority owner of Connors. We incurred charges for management fees payable to CPM of $0.2 million in each of the six month periods ended July 3, 2010 and July 4, 2009, respectively.
14. Subsequent Events
          On July 30, 2010, BBFLP, our ultimate parent, entered into an agreement with J.P. Morgan Securities Inc. to serve as its financial advisor to explore various strategic alternatives available to it and/or its direct and indirect subsidiaries. Strategic alternatives may include, but are not limited to, a sale of all or substantially all of its business and/or its direct and indirect subsidiaries, a merger or other business combination or a sale of all or substantially all of its assets.
          In August 2010, Bumble Bee entered into an agreement to sell its Prospect Harbor Plant for $1.5 million.
          On August 17, 2010, we instructed the trustee for the Senior Secured Notes to deliver, in accordance with the relevant provisions of the Indenture, to each holder of the Senior Secured Notes, notice of our intention to redeem 10% of the original aggregate principal amount of the Senior Secured Notes contemporaneously with the completion of an offer to exchange then outstanding notes for notes that are registered with the Securities and Exchange Commission. The total redemption payment, excluding accrued interest, will be approximately $22.7 million, which includes principal of $22.0 million and a call premium of approximately $0.7 million.
Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations
          You should read the following discussion and analysis in conjunction with the condensed consolidated interim financial statements of Connors Bros. Holdings, L.P. and the accompanying notes to those statements appearing elsewhere in this quarterly report. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the “Risk Factors” section of our Registration Statement on Form S-4 initially filed with the SEC on May 21, 2010, and declared effective by the SEC on August 16, 2010 and the “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.
     Results of Operations
     Quarter Ended July 3, 2010 Compared to the Quarter Ended July 4, 2009

	Quarter Ended
	July 3,	July 4,
	2010	2009
Revenue	$232,300	$233,639
Gross profit	53,741	46,860
Selling, general and administrative expenses	25,065	25,197
Restructuring and other transitions costs	1,366	—
Net interest expense	7,423	11,941
Loss on extinguishment of debt	412	—
Other income (expense), net	(3,086)	1,980
Net income	$12,302	$8,910
          Revenue. Revenue for the second quarter of 2010 decreased $1.3 million, or 0.6%, to $232.3 million as compared to revenue of $233.6 million for the second quarter of 2009. The decrease in revenue was primarily a result of price reductions in both the U.S. and Canadian businesses in response to lower fish costs, which offset increased volumes in the U.S. and the benefit to Canadian revenues, as translated to the U.S. dollar, of the strengthening of the Canadian dollar. U.S. volumes increased by 4.9% in the second quarter of 2010 as compared to the second quarter of 2009, with albacore and lightmeat tuna being the primary contributors of the U.S. volume increase. Canadian volumes were lower in the second quarter of 2010 as compared to the second quarter of 2009, primarily due to a weak international market, but also due, in part, to lower domestic seafood volumes.
          Gross Profit. Gross profit for the second quarter of 2010 increased by approximately $6.9 million, or 14.7%, to $53.7 million as compared to gross profit of $46.9 million for the second quarter of 2009. The increase in gross profit was a result of higher gross margins in the U.S. as a result of lower can and fish costs, improved gross margin performance in Canada and a strengthening of the Canadian dollar, all of which were partially offset by lower gross profit from international sales due to weak economic conditions. For the U.S. business, albacore tuna, lightmeat tuna, ready-to-eat products, and poultry all experienced improved gross margins in the second quarter of 2010 as compared to the second quarter of 2009. Canadian gross margins improved substantially in the second quarter of 2010, and gross profit from the Canadian business further benefited from an increase in the rate of exchange used to translate gross profit from the Canadian dollar to the U.S. dollar.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A expenses”) for the second quarter of 2010 decreased $0.1 million, or 0.5%, to $25.1 million as compared to $25.2 million for the second quarter of 2009. SG&A expenses in both periods as a percentage of revenue were 10.8%. Increases in employee compensation and consulting expenses were offset by lower consumer marketing expenses and lower intangible assets amortization.
          Restructuring and Other Transition Costs. Restructuring and other transition costs for the second quarter of 2010 of $1.4 million represented costs related to the closure of our sardine cannery located in Prospect Harbor, Maine, including severance costs, property impairment charges and other closure costs. There were no such comparable costs in the second quarter of 2009.
          Net Interest Expense. Net interest expense totaled $7.4 million for the second quarter of 2010 as compared to $11.9 million for the second quarter of 2009, a decrease of $4.5 million. The decrease was a result of decreased debt levels (due to the extinguishment of debt) and lower interest rates as a result of the December 2009 refinancing of debt with debt at lower interest rates.
          Loss on Prepayment of Debt. In June 2010, we paid $6.6 million of amounts due under our senior term loan agreement in advance of the scheduled installment payment date and incurred charges of $0.4 million, comprised of the acceleration of recognition of debt issuance costs, debt discount, and a pre-payment penalty. There were no such comparable costs in the second quarter of 2009.
          Other Income (Expense), Net. Other expense, net, totaled $3.1 million for the second quarter of 2010 as compared to other income, net, of $2.0 million for the second quarter of 2009. Other expense, net, for the second quarter of 2010 included $2.9 million in net foreign currency losses, including a $2.6 million unrealized loss on the remeasurement of U.S. dollar denominated subordinated notes of Clover Leaf. Other income of $2.0 million for the second quarter of 2009 was primarily a result of unrealized foreign currency gains related to remeasurement of Clover Leaf’s subordinated debt.
          Net Income. Net income for the second quarter of 2010 was $12.3 million as compared to net income of $8.9 million for the second quarter of 2009. The increase in net income was a primarily a result of improved gross profit and reduced interest expense, partially offset by higher income taxes.
     Six Months Ended July 3, 2010 Compared to the Six Months Ended July 4, 2009

	Six Months Ended
	July 3,	July 4,
	2010	2009
Revenue	$488,860	$484,643
Gross profit	109,651	89,258
Selling, general and administrative expenses	53,316	52,917
Restructuring and other transitions costs	3,680	—
Net interest expense	15,327	24,475
Loss on extinguishment of debt	985	—
Other income (expense), net	(738)	1,417
Net income	$26,738	$10,114
          Revenue. Revenue for the first six months of 2010 increased approximately $4.2 million, or 0.9%, to $488.9 million as compared to revenue of $484.6 million for the first six months of 2009. The increase in revenue was primarily a result of increased volume and the increase in the value of the Canadian dollar, which resulted in the revenue of Clover Leaf increasing when translated to U.S. dollars. Price reductions in both the U.S. and Canadian businesses in response to lower fish costs partially offset the revenue increases. U.S. volumes increased by 5.5% in the first six months of 2010 as compared to the first six months of 2009, with albacore tuna, lightmeat tuna and clams generating most of the U.S. volume increase. Canadian domestic volumes increased, while international volumes continued to be weak due to weak economic conditions in our international markets.
          Gross Profit. Gross profit for the first six months of 2010 increased by $20.4 million, or 22.8%, to $109.7 million as compared to gross profit of $89.3 million for the first six months of 2009. Cost of revenues for the first six months of 2009 included $8.2 million in non-cash charges arising from the step-up of inventory cost to fair value in connection with the November 2008 acquisition of Bumble Bee and Clover Leaf by BBFLP (the “Acquisition”). Gross profit for the first six months of 2010 as compared to gross profit excluding inventory step-up charges for the first six months of 2009 increased by $12.2 million, or 12.5%. The increase in gross profit was a result of higher gross margins in the U.S. as a result of lower can and fish costs, improved performance in the Canadian market and a strengthening of the Canadian dollar, all of which were partially offset by lower gross profit from international sales due to weak economic conditions. For the U.S., albacore tuna, lightmeat tuna, and ready-to-eat products reflected improved gross margins for the first six months of 2010 as compared to the first six months of 2009. Canadian gross margins recovered in the first six months of 2010 and the gross profit contribution from the Canadian business improved as a result of the increase in the exchange rate used to translate gross profit from the Canadian to the U.S. dollar.
          Selling, General and Administrative Expenses. SG&A expenses for the first six months of 2010 increased approximately $0.4 million, or 0.8%, to $53.3 million as compared to $52.9 million for the first six months of 2009. SG&A expenses in both periods as a percentage of revenue were 10.9%. SG&A expenses for the first six months of 2010 were higher as a result of increased compensation and bonus expenses, increased consulting expenses, an increase in the rate of exchange used to translate SG&A expenses of the Canadian business to the U.S. dollar, offset, in part, by a decrease in advertising expenses in the Canadian market, a decrease in workers compensation expenses, and a decrease in amortization of intangible assets. In the Canadian market, we had incurred expenses to test television advertisements in the first six months of 2009 that were not repeated in the first six months of 2010.
          Restructuring and Other Transition Costs. Restructuring and other transition costs for the first six months of 2010 of $3.7 million represented $2.4 million in costs related to plant closures and $1.3 million in contract termination costs. The plant closure costs were primarily related to the closure of our sardine cannery formerly operated in Prospect Harbor, Maine, including severance costs, property impairment charges and other closure costs. We also reduced the accrual related to the maintenance of the former meats processing plant in Augusta, Georgia as we completed the disposal of that former plant by donating it in June 2010. In March 2010, we incurred $1.3 million in costs to terminate a contract with a freight carrier which had unfavorable terms. No such plant closure or contract termination costs were incurred in the first six months of 2009.
          Net Interest Expense. Net interest expense totaled $15.3 million for the first six months of 2010 as compared to $24.5 million for the first six months of 2009, a decrease of approximately $9.1 million. The decrease was a result of decreased debt levels (due to the extinguishment of debt) and lower interest rates as a result of the refinancing of debt with debt at lower interest rates.
          Loss on Prepayment of Debt. In March 2010, we paid $10.0 million of amounts due under our senior term loan agreement in advance of the scheduled installment payment date and incurred charges of $0.6 million, comprised of the acceleration of recognition of debt issuance costs, debt discount, and a pre-payment penalty. In June 2010, we paid an additional $6.6 million of amounts due under our senior term loan agreement in advance of the scheduled installment payment date and incurred charges of $0.4 million, comprised of the acceleration of recognition of debt issuance costs, debt discount, and a pre-payment penalty. There were no such comparable costs in the first six months of 2009.
          Other Income (Expense), Net. Other expense, net, totaled $0.7 million for the first six months of 2010 as compared to other income, net, of $1.4 million for the first six months of 2009. Other expense, net, for the first six months of 2010 included $0.5 million in net foreign currency losses, primarily related to the remeasurement of U.S. dollar denominated subordinated notes of Clover Leaf, as well as losses on a joint salmon labeling and distribution venture. Other income, net, of $1.4 million for the first six months of 2009 was primarily a result of foreign currency gains, primarily related to remeasurement of Clover Leaf’s subordinated debt denominated in the U.S. dollar, offset, in part, by losses on a joint salmon labeling and distribution venture and capital taxes.
          Net Income. Net income for the first six months of 2010 was $26.7 million as compared to net income of $10.1 million for the first six months of 2009. The increase in net income was primarily a result of improved gross profit, reduced interest expense, offset, in part, by higher other expense, net, and higher income taxes. Income taxes increased primarily as a result of increased pre-tax earnings.
Cash Flows, Liquidity and Capital Resources
          Cash totaled $2.1 million at July 3, 2010. Our cash flows from operations, together with borrowings under our senior revolving credit facility, have historically been sufficient to meet our working capital and substantially all of our capital expenditure requirements. Our primary source of liquidity will be cash flow from operations and borrowings under our senior revolving credit facility. We will seek to finance our capital expenditures under capital leases or other debt arrangements that provide liquidity or favorable borrowing terms. Based on our current level of operations, we believe our cash flows from operations and available borrowings under our senior revolving credit facility, augmented by ad hoc borrowing for certain capital projects or insurance premiums, will meet our liquidity needs for the foreseeable future and allow for continued reduction in debt levels or distributions to owners, as permitted under our debt agreements.
Cash Flows from Operating Activities
          Cash provided by operating activities for the second quarter of 2010 was $36.7 million compared to $10.8 million for the second quarter of 2009, an increase of $25.9 million. The increase in operating cash flows was primarily a result of improved earnings and reductions in working capital. For the second quarter of 2010, net income, as adjusted to exclude income and expenses not affecting cash (and exclusive of working capital changes) was $24.1 million, as compared to $17.1 million for the second quarter of 2009. Working capital for the second quarter of 2010, excluding the impact of changes occurring as a result of foreign currency translation, decreased by $12.0 million as compared to an increase in working capital of $5.6 million for the second quarter of 2009. For the second quarter of 2010, the most significant changes to working capital resulted from reduced inventories and increasing accounts payable, partially offset by settlements of accrued expenses. The decrease in inventories occurred as a result of the timing of sales, production and purchasing activity as well as a seasonal reduction in inventory levels. The increase in accounts payable was a result of the timing of payments and extending payment due dates with certain key vendors. The decrease in accrued expenses was primarily a result of the payment of annual incentive compensation and settlement of accrued interest. For the second quarter of 2009, the most significant changes to working capital resulted from increased accounts receivable and prepaid expenses, partially offset by a decrease in inventories and an increase in accrued expenses. Accounts receivable increased as a result of the timing of sales and cash collections. The decrease in inventories occurred as a result of a seasonal reduction in inventory levels. Accrued expenses increased due to an increase in promotional activity and the accrual of payroll, offset in part by the settlement of annual incentive compensation.
          Cash provided by operating activities for the first six months of 2010 was $59.4 million compared to $32.8 million for the first six months of 2009, an increase of $26.6 million. The increase in operating cash flows was primarily a result of improved earnings and reductions in inventory levels. For the first six months of 2010, net income, as adjusted to exclude income and expenses not affecting cash (and exclusive of working capital changes) was $46.8 million, as compared to $35.2 million for the first six months of 2009. Working capital for the first six months of 2010, excluding the impact of changes occurring as a result of foreign currency translation, decreased by $11.9 million as compared to an increase in working capital of $1.8 million for the first six months of 2009. For the first six months of 2010, the most significant changes to working capital resulted from reduced inventories and prepaid assets, offset in part by increased accounts receivable, decreased accounts payable and decreased accrued expenses. The decrease in inventories occurred as a result of the timing of sales, production and purchasing activity as well as a seasonal reduction in inventory levels. Accounts receivable increased as a result of the timing of sales and cash collections. Accounts payable decreased due to the seasonal timing of purchases and settlements. Accrued expenses decreased primarily as a result of the settlement of annual incentive compensation. For the first six months of 2009, the working capital increase was a result primarily of transaction timing and seasonal changes in inventories and accounts payable, as well as an increase in accrued expenses and a decrease in other liabilities. The increase in accrued expenses was primarily related to trade promotions activity, while the decrease in other liabilities was related to the settlement of restructuring and other transition accruals and costs accrued in connection with the Acquisition.
Cash Flows Used in Investing Activities
          Cash used in investing activities for the second quarter of 2010 totaled $4.0 million compared to $2.5 million for the second quarter of 2009, an increase of $1.5 million. Cash used in investing activities for the second quarter of 2010 was comprised of $4.0 million in additions to property, plant and equipment. Cash used in investing activities for the second quarter of 2009 included $3.0 million in additions to property, plant and equipment, and $0.5 million in additional costs incurred related to the Acquisition partially offset by $1.0 million in proceeds from the sale of assets.
          Cash used in investing activities for the first six months of 2010 totaled $5.1 million compared to $6.2 million for the first six months of 2009, a decrease of $1.1 million. Cash used in investing activities for the first six months of 2010 was comprised of $5.3 million in additions to property, plant and equipment partially offset by $0.2 million in proceeds from the sale of assets. Cash used in investing activities for the first six months of 2009 included $5.9 million in additions to property, plant and equipment, and $1.3 million in additional costs incurred related to the Acquisition partially offset by $1.0 million in proceeds from the sale of assets.
Cash Flows Used in Financing Activities
          Cash used in financing activities for the second quarter of 2010 totaled $32.2 million and included $18.1 million in net payments on the senior revolving credit facility, $10.4 million in payments on other debt obligations (including the pre-payment of $6.6 million under the senior term loan agreement), cash distributions to owners for partnership tax obligations of $3.3 million and payment of $0.3 million in debt issuance costs related to the issuance of $220.0 million of senior secured notes in December 2009. Cash used in financing activities for the second quarter of 2009 totaled $7.7 million and included $7.2 million in payments on other debt obligations and $2.5 million in cash distributions to owners for partnership tax obligations, partially offset by $1.3 million in net borrowings on the senior revolving credit facility and $0.8 million in proceeds from the issuance of debt.

          Cash used in financing activities for the first six months of 2010 totaled $56.8 million and included $27.6 million in net payments on the senior revolving credit facility, $24.5 million in payments on other debt obligations (including the pre-payment of $16.6 million under the senior term loan agreement), cash distributions to owners for partnership tax obligations of $3.3 million and payment of $1.4 million in debt issuance costs related to the issuance of $220.0 million of senior secured notes in December 2009. Cash used in financing activities for the first six months of 2009 totaled $28.7 million and included $14.5 million in net payments on the senior revolving credit facility, $12.5 million in payment s on other debt obligations, cash distributions to owners for partnership tax obligations of $2.5 million, all of which were partially offset by proceeds from the issuance of debt of $0.8 million.
Contractual Obligations
          The following is a summary of contractual obligations as of July 3, 2010 and for each of the next five years and thereafter (in thousands):

	2010
	(remaining)	2011	2012	2013	2014	Thereafter

Term loan	$4,750	$9,500	$7,125	$—	$—	$—
Revolving credit facility	—	—	—	109,900	—	—
Senior secured notes	—	—	—	—	—	220,000
Minimum royalty payments	820	850	850	850	—	—
Installment notes	1,165	1,113	—	—	—	—
Capital lease obligations	135	267	280	299	108	—
Operating lease obligations	1,766	2,500	2,130	1,993	1,178	3,455

	$8,636	$14,230	$10,385	$113,042	$1,286	$223,455

Pension Funding
          We contributed $0.1 million and $0.3 million towards the required minimum funding levels during the three and six months ended July 3, 2010, respectively, and expect to contribute an estimated additional $0.5 million to defined benefit pension plans during the remainder of 2010.
Capital Expenditures
          We anticipate incurring a total of approximately $10.0 million to $12.0 million in capital expenditures in 2010, including the $5.3 million incurred during the first six months of 2010. We have secured a government sponsored loan for approximately $3.0 million, which will, including interest accrued, be forgiven by the applicable government agency three years after the borrowing takes place if we maintain current employment levels at the location at which the capital projects will take place.
Off-Balance Sheet Arrangements
          We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Environmental Matters
          We continue to assess the fuel oil damage to the soils and groundwater in an area of our Cape May, New Jersey facility. See Note 12 to our condensed consolidated financial statements included elsewhere herein.
Critical Accounting Policies
          There have been no changes to our critical accounting policies as disclosed in our Registration Statement on Form S-4 initially filed with the SEC on May 21, 2010, and declared effective by the SEC on August 16, 2010, except as discussed in the “Recently Adopted Accounting Standards” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recently Adopted Accounting Standards
          Effective January 1, 2010, we adopted Accounting Standards Update 2009-17 (Topic 810) requiring companies to identify the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. Further, companies are required to perform on-going reassessments of whether an enterprise is the primary beneficiary and eliminate the use of the quantitative approach previously required for determining the primary beneficiary. Currently, we are not the primary beneficiary of any variable interest entity.
Cautionary Note Regarding Forward-Looking Statements
          This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. Such forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. The use of any words such as “anticipate,” “continue,” “estimate,” “expect,” “may,” “might,” “will,” “project,” “should,” “believe,” “intend,” “continue,” “could,” “plan,” “predict” and negatives of these words and similar expressions are intended to identify forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report are forward-looking statements. These statements are based on, but not limited to, management’s assessment of such factors as expected consumer demand, resource supply and competitive environment. These assessments could prove inaccurate.
          We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our ability to control. These and other important factors, including those discussed in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:
•	fluctuations in commodity prices, including wholesale tuna and energy costs;

•	the competitive environment in the shelf-stable seafood industry;

•	continued consolidation of our retail customers or the loss of a significant customer;

•	the decline in the supply of tuna or biomass of wild fish stocks in the fisheries in which we operate or disruption in our ability to procure such biomass;

•	reduction in revenue due to declining consumption trends;

•	certain hazards and liability risks associated with canned food products, including the impact of recalls;

•	uninsured and underinsured losses;

•	pension plans that are not fully funded;

•	our exposure to changes in foreign currency exchange rates and variations in interest rates;

•	changes in U.S. government trade policy;

•	our exposure to product liability and product safety-related claims;

•	changes in the laws, rules, regulations and policies with respect to the production, processing, preparation, distribution, packaging and labeling of food products;

•	our failure to comply with, or adverse changes to, environmental, health and safety regulations;

•	the actual or perceived health risks posed by methylmercury in seafood products, including tuna;

•	employment disputes, deterioration of labor relations and our inability to attract and retain qualified employees;

•	changes in import and export duties, wage rates and political or economic climates in the countries in which we operate;

•	failure by a supplier or co-packer to fulfill its obligations to supply us with certain products;

•	general risks of the food industry;

•	our breach of any of the covenants or other provisions in our debt agreements;

•	the success of our marketplace initiatives and acceptance by consumers of our products;

•	risks related to our substantial indebtedness;

•	downgrades in our credit ratings;

•	the loss or dilution of important intellectual property rights;

•	our inability to improve productivity and control or reduce costs;

•	departure of members of senior management;

•	the control of our operation by Centre Partners V L.P.;

•	impact of severe weather, natural disasters and climate change; and

•	other risks and uncertainties detailed elsewhere in this report.
Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments.
Item 3. Qualitative and Quantitative Disclosures about Market Risk
          For information regarding the company’s exposure to market risk, see the section entitled “Qualitative and Quantitative Disclosures about Market Risk” In our Registration Statement on Form S-4 initially filed with the SEC on May 21, 2010, and declared effective by the SEC on August 16, 2010. Refer to the footnote entitled “Fair Value of Financial Instruments and Risk Management” included in the item 1 of this report for information regarding our use of derivatives to hedge certain financial risks.
Item 4. Controls and Procedures
a)	Evaluation of Disclosure Controls and Procedures

Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities and Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
There were no material legal proceedings filed against the Company during the quarter ended July 3, 2010, nor were there any material developments in existing legal proceedings to which the Company is a party. Please reference our Registration Statement on Form S-4 initially filed with the SEC on May 21, 2010, and declared effective by the SEC on August 16, 2010, for a discussion of the material legal proceedings to which we are a party.
Item 1A. Risk Factors
In addition to the cautionary information included in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Registration Statement on Form S-4 initially filed with the SEC on May 21, 2010, and declared effective by the SEC on August 16, 2010, which could materially adversely affect our business, financial condition and/or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. (Removed and Reserved)
Item 5. Other Information
None.
Item 6. Exhibits
The list of exhibits required by Item 601 of Regulation S-K to be filed as part of this report is incorporated by reference to the Index to Exhibits following the signatures herein.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONNORS BROS. HOLDINGS, L.P. (Registrant)
/s/ Christopher Lischewski
Christopher Lischewski
President and Chief Executive Officer
Date: August 17, 2010

INDEX TO EXHIBITS

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.