Form 10-Q
period 2010-10-02
Connors Bros. Holdings, L.P.
filed 2010-11-01
CIK 1491594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-166998-03
CONNORS BROS. HOLDINGS, L.P.
(Exact name of registrant as specified in its charter)

Delaware	N/A

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

CONNORS BROS. HOLDINGS, L.P.
INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of October 2, 2010 (unaudited) and December 31, 2009	2

Unaudited Condensed Consolidated Statements of Operations for the three months ended October 2, 2010 and October 3, 2009 and the nine months ended October 2, 2010 and October 3, 2009	3

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 2010 and October 3, 2009	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. (Removed and Reserved)	21

Item 5. Other Information	21

Item 6. Exhibits	21

SIGNATURES

INDEX TO EXHIBITS
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONNORS BROS. HOLDINGS, L.P.
Condensed Consolidated Balance Sheets
(in thousands)

	October 2,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash	$1,888	$4,491
Accounts receivable, net	72,464	63,123
Inventories	223,972	233,206
Prepaid expenses and other assets	12,614	16,669
Deferred income taxes	—	1,467

Total current assets	310,938	318,956

Property, plant and equipment, net	86,706	90,287
Other assets	21,796	21,106
Goodwill	71,101	70,052
Trademarks	204,996	203,409
Other intangible assets, net	94,392	101,883
Deferred income taxes	656	636

Total assets	$790,585	$806,329

Liabilities and partnership equity
Current liabilities:
Current portion of senior term notes payable	$9,500	$9,500
Current portion of capital leases and other debt	2,276	4,178
Accounts payable	95,473	70,254
Accrued expenses	51,106	46,667
Income taxes payable	42	285
Other current liabilities	6,946	6,682

Total current liabilities	165,343	137,566

Senior term notes payable, net of current portion and debt discount	9,345	32,547
Revolving credit facilities, net of debt discount	92,087	134,005
Capital leases and other debt, net of current portion	—	2,277
Senior secured notes, net of debt discount	195,952	217,417
Deferred income taxes	18,005	13,195
Accrued pension and other obligations	4,325	4,356

Total liabilities	485,057	541,363

Limited partnership interests	223,540	222,695
Retained earnings	52,011	15,734
Accumulated other comprehensive income	29,977	26,537

Total partnership equity	305,528	264,966

Total liabilities and partnership equity	$790,585	$806,329

See notes to condensed consolidated financial statements.

CONNORS BROS. HOLDINGS, L.P.
Condensed Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Revenue	$243,365	$246,711	$732,225	$731,354
Cost of revenue	190,997	194,408	570,206	589,793

Gross profit	52,368	52,303	162,019	141,561

Selling, general and administrative expenses	26,451	27,411	79,767	80,328
Restructuring and other transition costs, net	792	—	4,472	—

Operating income	25,125	24,892	77,780	61,233

Net interest expense	7,051	11,550	22,378	36,025
Loss on prepayment of debt	1,969	—	2,954	—
Other income, net	(2,900)	(3,560)	(2,162)	(4,977)

Income before income taxes	19,005	16,902	54,610	30,185

Income taxes
Current	1,579	1,230	6,701	2,196
Deferred	2,521	2,805	6,266	5,008

Total income tax	4,100	4,035	12,967	7,204

Net income	$14,905	$12,867	$41,643	$22,981

See notes to condensed consolidated financial statements.

CONNORS BROS. HOLDINGS, L.P.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	October 2,	October 3,
	2010	2009
Operating activities
Net income	$41,643	$22,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,473	7,316
Amortization of intangible assets	8,889	9,681
Amortization of debt issuance costs and debt discount	3,343	3,136
Equity-based compensation	845	854
Debt issuance and discount costs related to prepayment of debt	1,957	—
Non-cash inventory step-up charges	—	8,217
Interest paid-in-kind	—	4,475
Deferred income taxes	6,266	5,008
Non-cash gain on remeasurement of debt	(1,456)	(4,919)
Net loss (gain) on disposal of assets	1,080	(525)
Changes in operating assets and liabilities:
Increase in accounts receivable	(8,474)	(7,478)
Decrease in inventories	10,792	18,950
Increase (decrease) in accounts payable	24,443	(5,241)
Increase in accrued expenses	4,038	9,771
Decrease (increase) in other working capital accounts	2,857	(10,040)
Decrease (increase) in long-term assets and liabilities	87	(2,263)

Cash provided by operating activities	103,783	59,923

Investing activities
Purchase of property, plant and equipment	(7,645)	(9,082)
Proceeds from the sale of assets	497	1,623
Proceeds from government grant	754	—
Investments and acquisitions, net of cash acquired	—	(1,317)

Cash used in investing activities	(6,394)	(8,776)

Financing activities
Repayment of term loan, subordinated debt, capital leases and other debt	(52,700)	(17,248)
Proceeds from issuance of debt	2,767	3,397
Net payments on revolving credit facility	(42,496)	(37,350)
Payment of debt issuance costs	(2,131)	—
Cash distributions to partners	(5,366)	(3,874)

Cash used in financing activities	(99,926)	(55,075)

Effect of foreign currency translation	(66)	413

Decrease in cash	(2,603)	(3,515)

Cash — beginning of period	4,491	4,695

Cash — end of period	$1,888	$1,180

Supplemental cash flow information:
Income taxes paid	$2,743	$7,422
Interest paid	$15,568	$26,304
See notes to condensed consolidated financial statements.

CONNORS BROS. HOLDINGS, L.P.
Notes to the Condensed Consolidated Financial Statements
1. Basis of Presentation and Principles of Consolidation
     The accompanying condensed consolidated financial statements present the consolidated financial position, results of operations and cash flows of Connors Bros. Holdings, L.P, a Delaware limited partnership (“CBH”) and Bumble Bee Foods, L.P. (f/k/a Connors Bros., L.P.), a Delaware limited partnership (“BBFLP”) (together with their subsidiaries on a consolidated basis, “We,” “Connors,” or the “Company”).
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
  Reporting Periods
     The Company reports its quarterly results of operations as fiscal quarters of approximately 13 weeks in length. The first and fourth quarters may be up to four days longer or shorter than a 13 week period, while the second and third quarters are always 13 weeks in duration. The quarterly results of operations presented herein represent the 13 weeks ended October 2, 2010 and October 3, 2009, respectively. The year-to-date results of operations presented herein represent the period from January 1, 2010 to October 2, 2010 and January 1, 2009 to October 3, 2009, respectively.
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

3. Inventories
     Inventories were as follows (in thousands):

	October 2,	December 31,
	2010	2009
Raw materials	$58,930	$58,118
Work in process	14,297	12,565
Finished goods	150,745	162,523

Inventories	$223,972	$233,206

     In the second quarter of 2010, the Company changed its method of estimating the deferred freight cost component of finished goods inventory. This resulted in a reduction to “inventories” of $1.4 million, with a corresponding charge to “cost of revenue” on the accompanying condensed consolidated statement of operations. In accordance with United States Generally Accepted Accounting Principles, the Company accounted for this change in accounting estimate prospectively beginning on April 4, 2010.
4. Strategic Investments
     The Company held the following strategic investments, included in “other assets” on the accompanying condensed consolidated balance sheets (in thousands):

	October 2,	December 31,
	2010	2009
Sea Value	$5,181	$5,181
KWL	725	794
Other	139	183

	$6,045	$6,158

     We did not estimate fair values of our cost method investments as it was impractical to do so due to the lack of liquid markets for private equity investments.

5. Comprehensive Income
     Comprehensive income was as follows (in thousands):

	Three months ended		Nine months ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Net income	$14,905	$12,867	$41,643	$22,981
Net unrealized foreign currency translation gain	6,608	11,781	4,961	18,848
Unrealized gain (loss) on interest rate swaps	236	(64)	280	255
Gain on interest rate swap contracts realized in net income	(291)	(201)	(886)	(441)
Unrealized gain (loss) on forward foreign currency contracts	561	(675)	927	(1,161)
Loss (gain) on forward foreign currency contracts realized in net income	(95)	655	(79)	923
Unrealized gain (loss) on forward commodity contracts	2,559	712	(287)	1,120
Loss (gain) on forward commodity contracts realized in net income	(676)	(96)	(1,476)	19

Comprehensive income	$23,807	$24,979	$45,083	$42,544

6. Senior Credit Facilities and Other Debt
     Debt was comprised of the following (in thousands):

	October 2,	December 31,
	2010	2009
Senior term loan notes payable, maturing in quarterly installments through November 2013, with interest payable monthly; weighted average variable rate was 5.50% as of October 2, 2010	$19,000	$42,750

Unamortized debt discount related to the senior term loan notes payable	(155)	(703)

Long-term revolving credit facilities, maturing November 18, 2013, with interest payable monthly; weighted average variable rate, net of effect of the interest rate swap, was 5.37% as of October 2, 2010	95,012	137,594

Unamortized debt discount related to long-term revolving credit facilities	(2,925)	(3,589)

Senior secured notes, maturing December 15, 2015, with interest payable semi-annually at 7.75% per annum	198,000	220,000

Unamortized debt discount related to senior secured notes payable	(2,048)	(2,583)

Capital lease obligations, installment notes, and demand notes; principal and interest payable monthly at interest rates ranging from 2.20% to 13.25%, with final payments due in months ranging from June 2011 to September 2011	2,276	6,455

Total long-term debt	309,160	399,924

Less amounts due within one year	11,776	13,678

Total long-term debt, net of amounts due within one year	$297,384	$386,246

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
     As of October 2, 2010, Bumble Bee owed $89.8 million and Clover Leaf owed $5.2 million under the Revolver. Under the Senior Term Loan and Revolver agreements, amounts borrowed are secured by substantially all the assets of Bumble Bee and Clover Leaf. The loans and other obligations under the Senior Term Loan and Revolver agreements are guaranteed by CBH and all of its subsidiaries. Each of the U.S. and Canadian borrowers also guarantees the obligations of the other borrower.
     The Senior Term Loan agreement calls for interest to be calculated at a base rate of not less than 3.5% plus a margin of 3.0% or the London Interbank Offered Rate (“LIBOR”) plus a margin of 4.0%. The Revolver agreement calls for interest to be calculated at rates comprised of certain base rates to the specific borrowings plus a margin ranging from 3.50% to 3.75%. We incur an unused line availability fee on the Revolver of 0.5% per annum of $150.0 million and Cdn$75.0 million, net of outstanding loan balances and letters of credit, payable monthly.
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

     We prepaid $10.0 million and $6.6 million of the Senior Term Loan in March and June of 2010, respectively. As of October 2, 2010, future remaining aggregate installment payments due under the Senior Term Loan were as follows (in thousands):

2010 (remaining)	$2,375
2011	9,500
2012	7,125

$19,000

Senior Subordinated Notes
     In connection with the Acquisition, Bumble Bee and Clover Leaf borrowed $135.0 million under a senior subordinated loan agreement (the “Subordinated Loan”). Under the Subordinated Loan agreement, interest was comprised of cash interest of 12.0% plus interest paid-in-kind at 4.25% per annum. On December 17, 2009, we retired all $141.4 million of the notes then outstanding, including interest paid-in-kind of $6.4 million. In connection with the retirement of the notes, we incurred a prepayment penalty of $15.7 million.
7.75% Senior Secured Notes
     On December 17, 2009, we issued $220.0 million in senior secured notes (“Senior Secured Notes”) and used the proceeds, along with the proceeds from a draw on the Revolver, to retire $83.5 million of the Senior Term Loan and all $141.4 million of the notes then outstanding under the Subordinated Loan. The Senior Secured Notes were issued net of original issue discount of $2.6 million, resulting in net proceeds (excluding debt issuance costs) of $217.4 million. The Senior Secured Notes bear interest at a rate of 7.75% per annum, with interest payable semi-annually in cash in arrears on each June 15th and December 15th (beginning on June 15, 2010), and mature on December 15, 2015. We may redeem some or all of the Senior Secured Notes as stipulated in a note indenture (the “Indenture”). The Senior Secured Notes are secured, on a subordinated basis, to the Senior Term Loan and the Revolver, by a third-party lien on substantially all of our assets.
     The Indenture governing the Senior Secured Notes contains covenants that limit or restrict the Company’s ability to incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct certain asset sales; pay dividends or distributions and enter into other specified transactions and activities.
     The Senior Secured Notes are guaranteed, jointly and severally, by CBH and the other guarantors pursuant to the Indenture. Each of CBH’s subsidiaries (other than the note issuers) is a guarantor of the Senior Secured Notes.
2010 Losses on Prepayment of Debt
     In March 2010, we prepaid $10.0 million of amounts due under the Senior Term Loan in advance of the scheduled installment payment date, and we incurred a loss on prepayment in the amount of $0.6 million arising from accelerated recognition of debt discount, debt issuance costs, as well as a prepayment penalty. In June 2010, we prepaid an additional $6.6 million of amounts due under the Senior Term Loan in advance of the scheduled installment payment date and incurred charges in the amount of $0.4 million, comprised of the acceleration of recognition of debt issuance costs, debt discount, and a pre-payment penalty. The early payment of debt effectively changes the maturity date of amounts due under the Senior Term Loan to September 2012.
     On September 15, 2010, we prepaid 10%, or $22.0 million of the Senior Secured Notes as permitted under the Indenture and incurred charges in the amount of $1.8 million, comprised of the acceleration of recognition of debt issuance costs, debt discount, and a pre-payment penalty.
Letters of Credit
     In order to comply with certain vendor requirements, we had stand-by letters of credit in the amount of $2.6 million as of October 2, 2010.
     As of October 2, 2010, commitments under equipment capital leases and installment notes were as follows (in thousands):

2010 (remaining)	$874
2011	1,430

2,304
Less interest	28

Capital lease and other debt obligations	$2,276

7. Restructuring and Other Transition Costs
     In April 2010, Bumble Bee closed its Prospect Harbor, Maine sardine canning facility (the “Prospect Harbor Plant”) as a result of reductions in the total allowable catch levels of herring, as set by governmental agencies, for New England waters. We accrued costs to provide severance payments to employees of the Prospect Harbor Plant, adjusted certain assets to fair values, and accrued certain other costs related to managing the plant closure. Bumble Bee had assets held for sale related to the Prospect Harbor Plant totaling $1.6 million included in “other assets” on the accompanying condensed consolidated balance sheet at October 2, 2010.
     In February 2010, we charged $1.3 million to restructuring and other transition costs to terminate a contract with a freight carrier in order to ship product with other carriers on more favorable terms. We paid $1.3 million to settle the contract termination costs in July 2010.
     During the second quarter of 2010, we charged to restructuring and other transition costs certain legal and other expenses totaling $0.6 million related to supporting a possible sale of the operating companies.
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
     The balances representing the accrued restructuring costs are included in “other current liabilities” on the accompanying condensed consolidated balance sheets. The estimated plant closure costs accrued, the subsequent payments charged to settle the estimated accrued charges as well as the adjustments to the accrued charges for changes in estimated costs were as follows (in thousands):

	Plant	Employee
	closure	severance
	cost	cost	Total
Augusta Plant closure:
Accrual as of December 31, 2009	$1,111	$94	$1,205
Payments and adjustments	(1,111)	(94)	(1,205)

Accrual as of October 2, 2010	$—	$—	$—

Prospect Harbor Plant closure:
Accrual as of December 31, 2009	$—	$—	$—
Costs incurred	2,027	977	3,004
Payments and adjustments	(2,027)	(977)	(3,004)

Accrual as of October 2, 2010	$—	$—	$—

8. Employee Benefit Plans
     We have defined contribution retirement plans and defined benefit pension plans.
Defined contribution retirement plans
     Current benefit costs under the defined contribution retirement plans are charged to expense as they accrue. Expenses associated with these plans were $0.4 million and $1.2 million for the three and nine months ended October 2, 2010, respectively, and $0.3 million and $1.1 million for the three and nine months ended October 3, 2009, respectively.

Defined benefit pension plans
     The following table represents the components of net periodic defined benefit plan pension cost (in thousands):

	Three months ended		Nine months ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Service cost	$105	$92	$349	$264
Interest cost	484	457	1,745	1,298
Expected return on plan assets	(437)	(395)	(1,575)	(1,121)
Amortization of net actuarial loss	(6)	13	(17)	37

Net periodic pension cost recognized	$146	$167	$502	$478

     We contributed $0.4 million and $0.6 million towards the required minimum funding levels of our defined benefit plans during the three and nine months ended October 2, 2010, respectively. Based on minimum funding requirements, the Company expects to contribute an estimated additional $0.2 million to defined benefit pension plans during the remainder of 2010. We do not expect to make additional voluntary contributions in 2010.
9. Income taxes
     For interim income tax reporting, we estimate our annual effective tax rate which we then apply to year-to-date income. Our effective tax rate was 21.6% and 23.7% for the three and nine months ended October 2, 2010, respectively, and 23.9% for the three and nine months ended October 3, 2009. The effective tax rate for the periods presented results from the blending of income tax provisions in relation to income earned by jurisdiction, primarily in the United States and Canada which apply a differing range of federal, state and provincial income tax rates. Our provision for income taxes is lower than the tax computed at the combined United States federal and state statutory income tax rates primarily due to the recognition of U.S. deferred tax assets for which a valuation allowance was previously established, the exclusion of partnership income not subject to income tax and Canadian corporate income tax rates that are lower than U.S. corporate income tax rates.
     We had net operating losses applicable to U.S. federal and U.S. state income taxes amounting to approximately $60.3 million as of December 31, 2009, which begin to expire in 2024 for federal purposes and 2013 for state purposes. The utilization of our federal and state net operating loss carry-forwards is dependent on the future profitability of the Company. Furthermore, the Internal Revenue Code (“IRC”) imposes a substantial limitation on the annual utilization of net operating losses in the event of an ownership change of more than 50% during any three year period. The application of IRC Section 382 varies by state jurisdiction and could have a significant impact on the state net operating losses available for deduction.
     Due to uncertainties related to the future deduction of the cumulative federal and state net operating losses, the Company maintains a full valuation allowance against its gross U.S. deferred tax assets.
     We have not recorded any liabilities for uncertain tax positions.

10. Geographic Information
     We operate in one industry, the processing, distribution and sale of shelf-stable protein products, with primary operations in the U.S., Canada and Puerto Rico. Revenues in the countries wherein customers are located were as follows (in thousands):

	Three months ended		Nine months ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
United States	$192,065	$195,468	$580,465	$584,867
Canada	38,440	37,817	113,901	103,157
Other	12,860	13,426	37,859	43,330

Revenue	$243,365	$246,711	$732,225	$731,354

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The carrying values of financial instruments measured at fair value on a recurring basis are classified into the following categories (in thousands):

	Fair value measurements at October 2, 2010 using:
	Quoted prices in
	active markets	Significant	Significant
	for identical	other observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives designated as effective hedges	$—	$3,422	$—

Liabilities:
Derivatives designated as effective hedges	$—	$1,482	$—
     At October 2, 2010, the carrying value of financial instruments measured at fair value on a recurring basis were all comprised of derivative contracts designated as effective hedges, including interest rate swap contracts, forward foreign exchange contracts and commodities swap contracts. The fair values of these contracts were marked to market value using a discounted cash flow model.
     The carrying values of financial instruments, including accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses and other current liabilities, approximate fair value due to short-term maturities of those instruments.
     The estimated fair value of certain debt instruments is based upon observable market information. Notes issued under the Senior Term Loan are subject to variable rates of interest and are considered to have fair values that approximate carrying values. The Revolver is subject to variable interest rates that are considered to approximate market rates, and is therefore considered to have a fair value that approximates the carrying value. Our Senior Secured Notes were issued at market rates on December 17, 2009 and are considered to have a fair value that approximates their carrying value as of October 2, 2010.

  Fair Value Measurements on a Nonrecurring Basis
     Non-financial assets and liabilities are recognized at fair values subsequent to initial recognition when they are deemed to be other than temporarily impaired. There were no material non-financial assets and liabilities deemed to be other than temporarily impaired and measured at fair value on a non-recurring basis as of October 2, 2010.
  Foreign Currency Risk
     Clover Leaf’s functional currency is the Canadian dollar, however it purchases and sells products in transactions denominated in the U.S. dollar. As a strategy to be competitive in such transactions, in 2009 and 2010, Clover Leaf entered into forward contracts to purchase the U.S. dollar in amounts comparable to and maturing in periods that hedge the purchase of product that will be transacted in the U.S. dollar at the forward purchase rate of exchange.
     Clover Leaf has a series of forward contracts to purchase U.S. dollars, totaling $7.9 million and a de minimis amount as of October 2, 2010 and December 31, 2009, respectively, as hedges against purchases of certain products denominated in the U.S. dollar. Further, Bumble Bee has entered into a series of forward contracts to purchase the Euro, totaling $6.3 million as of October 2, 2010, as hedges against purchases of certain products denominated in the Euro. Assets totaling $0.9 million and a de minimis amount (representing the fair value of these contracts) are included in “prepaid expenses and other assets” on the accompanying condensed consolidated balance sheet as of October 2, 2010 and December 31, 2009, respectively. Additionally, liabilities totaling $0.1 million (representing the fair value of these contracts) are included in “other current liabilities” on the accompanying condensed consolidated balance sheets as of October 2, 2010. No such liability existed at December 31, 2009. Realized gains and losses on forward contracts are included in “other expense (income), net” on the accompanying consolidated statements of operations.
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
     As of October 2, 2010 and December 31, 2009, we had outstanding a series of commodity swap contracts hedging future can and fuel oil purchases totaling $12.2 million and $17.0 million, respectively. Assets representing unrealized gains totaling $2.5 million and $4.3 million are included in “prepaid expenses and other assets” on the accompanying condensed consolidated balance sheets as of October 2, 2010 and December 31, 2009, respectively. Realized gains and losses on swap contracts are included in “cost of revenue” on the accompanying condensed consolidated statements of operations.
  Interest Rate Risk
     We are exposed to interest rate risk related to interest payments on our debt instruments. As a strategy to reduce risk of increases in borrowing rates, we may choose to hedge a portion of our outstanding borrowing, as permitted under our borrowing arrangements, so as to effectively fix variable interest rates. As of October 2, 2010 and December 31, 2009, we had outstanding an interest rate swap contract hedging interest payments related to $75.0 million of borrowing under the Revolver. The interest rate swap contract will mature in December of 2011, with 15 months remaining under the contract as of October 2, 2010. Liabilities representing unrealized pre-tax losses totaling $1.4 million and $0.8 million are included in “other current liabilities” on the accompanying condensed consolidated balance sheets as of October 2, 2010 and December 31, 2009, respectively. Realized gains and losses on interest rate swaps are included in “net interest expense” on the accompanying condensed consolidated statements of operations.
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
     The carrying value of accounts receivable are periodically adjusted to estimated net realizable value through allowances for doubtful accounts, with the amounts of estimated losses recognized as adjustments to selling, general and administrative (“SG&A”) expenses. We base our estimate of uncollectible accounts receivable on such factors as the age of accounts, discussion with creditors and initial assessment of ability to make timely payment. When a receivable balance is considered uncollectible, it is written off against the allowance for doubtful accounts. Subsequent recovery of amounts previously written off, if any, are credited to SG&A expenses as collected. The allowances for doubtful accounts were $0.5 million and $0.6 million as of October 2, 2010 and December 31, 2009, respectively, and are included as an adjustment to “accounts receivable, net” on the accompanying condensed consolidated balance sheets.

12. Commitments and Contingencies
     We are a defendant from time to time in lawsuits and disputes arising in the normal course of business. Management believes the ultimate outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
     In 2008, Bumble Bee engaged an environmental consulting firm to investigate a fuel oil leak resulting in contamination of the soil at its Cape May, New Jersey clam packing facility. Our estimate of the cost to remediate the damage related to the oil contamination is approximately $3.6 million. Bumble Bee recorded an estimated cost to remediate the soil contamination in the amount of $1.0 million as of the date of the Acquisition and an additional $2.6 million, with a corresponding increase to goodwill, in the third quarter of 2009 as a result of an updated estimate for a total estimated cost of $3.6 million, which represents our best estimate of cost to remediate the damage. The estimate will be updated upon the completion of further testing of the site and finalization of the remediation plan, and further adjustments to the remediation cost will impact the consolidated statement of operations. The remaining estimated $3.3 million liability is included in “other current liabilities” on the accompanying condensed consolidated balance sheet as of October 2, 2010. We did not use any discounting convention in the measurement of the liability recorded therein as the timing of the estimated settlement is not fixed or reliably determinable.
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
     Bumble Bee is a party to a consent decree, as amended, with the State of Maine which established, among other requirements, that certain minimum case volumes be produced during each calendar year until the decree expires on December 31, 2010. Bumble Bee achieved the minimum production volume for 2009. In April 2010, Bumble Bee closed its facility in Maine due to significant reductions in the total allowable herring catch. In connection with the closure, the State of Maine waived the production requirement for the remainder of 2010. As such, management considers this matter resolved.
     As of October 2, 2010, commitments under operating leases of premises and equipment for each of the next five years and in the aggregate thereafter were as follows (in thousands):

2010 (remaining)	$786
2011	2,656
2012	2,370
2013	2,240
2014	1,431
Thereafter	3,744

$13,227

     As of October 2, 2010, commitments attributable to royalty contracts were as follows (in thousands):

2010 (remaining)	$752
2011	850
2012	850
2013	850

$3,302

13. Related Party Transactions
     Certain executive officers of Connors own investments in a tuna fishing business that is an indirect supplier of fish to Connors.
     In November 2009, Bumble Bee sold its interest in Atlantic Natural Foods, LLC (“ANF”) to its joint venture partner, in which an executive officer of Bumble Bee holds a significant ownership interest, for $800,000, $200,000 of which was paid in cash at the closing and $200,000 of which was paid in May 2010. The remainder of the purchase price consideration was comprised of a note that is payable in installments of $200,000 in each of November 2010 and April 2011. Interest on the note accrues at a rate of 8.5% per annum. The note was subsequently sold to BBFLP for its face amount on December 17, 2009 and is therefore not reflected on the condensed consolidated balance sheet as of October 2, 2010. In addition to the investment in ANF, Bumble Bee held $0.3 million in accounts receivable from ANF, included in “accounts receivable, net” on the accompanying condensed consolidated balance sheet at December 31, 2009. In March 2010, ANF paid the remaining $0.3 million of the outstanding receivable.

     Centre Partners Management LLC (“CPM”), a U.S. private equity investment firm, together with its affiliates, is the majority owner of Connors. We incurred charges for management fees payable to CPM of approximately $0.3 million in each of the nine month periods ended October 2, 2010 and October 3, 2009, respectively.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis in conjunction with the condensed consolidated interim financial statements of Connors Bros. Holdings, L.P. and the accompanying notes to those statements appearing elsewhere in this quarterly report. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the “Risk Factors” section of our Registration Statement on Form S-4 initially filed with the Security and Exchange Commission on May 21, 2010, and declared effective by the SEC on August 16, 2010 and the “Cautionary Note Regarding Forward-Looking Statements” set forth below. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
  Results of Operations
  Quarter Ended October 2, 2010 Compared to the Quarter Ended October 3, 2009

	Quarter Ended
	October 2,	October 3,
	2010	2009
	(in thousands)
Revenue	$243,365	$246,711
Gross profit	52,368	52,303
Selling, general and administrative expenses	26,451	27,411
Restructuring and other transition costs	792	—
Net interest expense	7,051	11,550
Loss on prepayment of debt	1,969	—
Other income, net	2,900	3,560
Net income	$14,905	$12,867
     Revenue. Revenue for the third quarter of 2010 decreased $3.3 million, or 1.4%, to $243.4 million as compared to revenue of $246.7 million for the third quarter of 2009. The decrease in revenue was primarily a result of price reductions in both the U.S. and Canadian businesses in response to lower fish costs, which offset increased volumes in the U.S. and the benefit to Canadian revenues, as translated to the U.S. dollar, of the strengthening of the Canadian dollar. Consolidated volumes were essentially flat for the third quarter of 2010 as compared to the third quarter of 2009.
     Gross Profit. Gross profit for the third quarter of 2010 increased $0.1 million, or 0.1%, to $52.4 million as compared to gross profit of $52.3 million for the third quarter of 2009. Lower revenues in the third quarter of 2010 were generally offset by lower product costs. While we incurred increased sardine costs due to a lower-than-expected herring catch in the third quarter of 2010, this was offset by higher salmon costs in the third quarter of 2009. Due to the offsetting gross profit variances and no significant change in volumes in the third quarter of 2010 as compared to the third quarter of 2009, gross profit was essentially the same.
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the third quarter of 2010 decreased $1.0 million, or 3.5% to $26.5 million as compared to $27.4 million for the third quarter of 2009. SG&A expenses were 10.9% of revenue for the third quarter of 2010 as compared to 11.1% for the third quarter of 2009. The decrease was attributable to lower advertising expenses, primarily related to a radio advertising campaign in the third quarter of 2009 which was not repeated in the third quarter of 2010, lower amortization of intangible assets, lower product liability self-insurance expenses and lower professional and consulting expenses, which were partially offset by increased compensation expenses.

     Restructuring and Other Transition Costs. Restructuring and other transition costs for the third quarter of 2010 of $0.8 million represented costs related to the closure of our sardine cannery located in Prospect Harbor, Maine and expenses related primarily to legal advisory services related to a possible sale or refinancing of the operating businesses. There were no such comparable costs in the third quarter of 2009.
     Net Interest Expense. Net interest expense totaled $7.1 million for the third quarter of 2010 as compared to $11.6 million for the third quarter of 2009, a decrease of $4.5 million. The decrease was a result of decreased debt levels and lower interest rates on debt following the December 2009 refinancing.
     Loss on Prepayment of Debt. In August 2010, we prepaid certain capital leases and other debt. In September 2010, we prepaid $22.0 million of our 7.75% senior secured notes and incurred charges of $2.0 million. These prepayments took place in advance of the scheduled installments and we incurred a loss on the prepayment comprised of the acceleration of the recognition of deferred debt issuance cost charges and debt discount, as well as prepayment premiums. There were no such comparable costs in the third quarter of 2009.
     Other Income, Net. Other income, net of $2.9 million for the third quarter of 2010 included $2.4 million in foreign currency gains, including a $2.0 million unrealized gain on the remeasurement of debt denominated in U.S. dollars on the books of Clover Leaf, as well as gains on the disposal of certain capital assets and income from joint ventures. Other income, net of $3.6 million for the third quarter of 2009, included $3.1 million of foreign currency gains, including unrealized foreign currency gains related to remeasurement of Clover Leaf’s debt that was denominated in U.S. dollars, as well as gains on the disposal of certain assets.
     Net Income. Net income for the third quarter of 2010 was $14.9 million as compared to $12.9 million for the third quarter of 2009. The increase in net income was primarily a result of reduced interest expense, offset, in part, by losses on the prepayment of debt and lower other income, net.
  Nine Months Ended October 2, 2010 Compared to the Nine Months Ended October 3, 2009

	Nine Months Ended
	October 2,	October 3,
	2010	2009
	(in thousands)
Revenue	$732,225	$731,354
Gross profit	162,019	141,561
Selling, general and administrative expenses	79,767	80,328
Restructuring and other transition costs	4,472	—
Net interest expense	22,378	36,025
Loss on prepayment of debt	2,954	—
Other income, net	2,162	4,977
Net income	$41,643	$22,981
     Revenue. Revenue for the first nine months of 2010 increased by $0.9 million or 0.1% to $732.2 million as compared to revenue of $731.4 million for the first nine months of 2009. Revenue increases arising from higher volume and the increase in the value of the Canadian dollar, which resulted in the revenue of Clover Leaf increasing when translated to U.S. dollars, were offset in part by lower pricing. Price reductions in both the U.S. and Canadian businesses were taken in response to lower fish costs. U.S. volumes increased by 3.6% in the first nine months of 2010 as compared to the first nine months of 2009, with albacore tuna, lightmeat tuna and clams generating most of the U.S. volume increase. Canadian domestic volumes also increased, while international volumes declined due to weak economies in international markets.
     Gross Profit. Gross profit for the first nine months of 2010 increased $20.5 million, or 14.5%, to $162.0 million as compared to gross profit of $141.6 million for the first nine months of 2009. Cost of sales for the first nine months of 2009 included $8.2 million in non-cash charges arising from the step-up of inventory costs to fair value in connection with the Acquisition. Gross profit for the first nine months of 2010 as compared to gross profit excluding inventory step-up charges for the first nine months of 2009 increased by $12.2 million, or 8.2%. The increase in gross profit, excluding step-up charges, was a result of improved gross margin performance in both the U.S. and Canadian markets. Gross margins improved as a result of lower can and fish costs, and a strengthening of the Canadian dollar, which was partially offset by lower gross profit from international sales due to weak economic conditions. For the U.S., tuna and sardines were the primary contributors to the improvement in gross profit margin for the first nine months of 2010 as compared to the first nine months of 2009. Canadian gross margins improved in the first nine months of 2010 as compared to the first nine months of 2009, and the gross profit contribution from the Canadian business also improved as a result of the increase in the exchange rate used to translate gross profit from the Canadian dollar to the U.S. dollar.

     Selling, General and Administrative Expenses. SG&A expenses for the first nine months of 2010 decreased $0.6 million, or 0.7%, to $79.8 million as compared to $80.3 million for the first nine months of 2009. SG&A expenses as a percentage of revenue were 10.9% for the first nine months of 2010 as compared to 11.0% for the first nine months of 2009. SG&A expenses for the first nine months of 2010 were lower as a result of lower advertising costs, lower amortization of intangible assets and decreased workers compensation expenses, offset in part by higher compensation expenses, consulting expenses and the effect of the change in foreign exchange rates on the translation of Canadian SG&A expenses. The increased compensation expense was related primarily to increased bonus accruals as a result of improved performance of the business. Increased consulting expenses were related to a special project that is not expected to be repeated. In addition, the increase in the rate of exchange used to translate SG&A expenses of the Canadian business to the U.S. dollar was offset, in part, by a decrease in consumer marketing expenses in Canada.
     Restructuring and Other Transition Costs. Restructuring and other transition costs for the first nine months of 2010 of $4.5 million represented $2.6 million in costs related to plant closures, $1.3 million in contract termination costs, and $0.6 million in expenses related primarily to legal advisory services related to a possible sale or refinancing of the operating businesses. The plant closure costs were primarily related to the closure of our sardine cannery formerly operated in Prospect Harbor, Maine, including severance costs, property impairment charges and other closure preparation costs. We also reduced the accrual related to the maintenance of the former meats processing plant in Augusta, Georgia as we completed the disposal of that former plant by donating it. Substantially all of the costs related to the closures of the Prospect Harbor, Maine and Augusta, Georgia plants were incurred by the end of the third quarter of 2010, and we expect only minimal final expenses related to these plant closures during the balance of 2010. In February 2010, we incurred $1.3 million in costs to terminate a contract with a freight carrier which had unfavorable terms. No such plant closure or contract termination costs were incurred in the first nine months of 2009. In July 2010, we announced that we had hired an investment banking firm to review strategic alternatives, including the possible sale of the operating companies, and we subsequently incurred $0.6 million in expenses related to legal and contracted administrative services in connection with reviewing those alternatives.
     Net Interest Expense. Net interest expense totaled $22.4 million for the first nine months of 2010 as compared to $36.0 million for the first nine months of 2009, a decrease of $13.6 million. The decrease was a result of decreased debt levels and lower interest rates on debt as a result of the December 2009 refinancing.
     Loss on Prepayment of Debt. We prepaid $10.0 million and $6.6 million of our senior secured notes in March and June of 2010, respectively. In August 2010, we prepaid certain capital leases and other debt. In September 2010, we prepaid $22.0 million of our 7.75% senior secured notes and incurred charges of $3.0 million. These prepayments were done in advance of the installment schedules, and we incurred a loss on the extinguishment comprised of the acceleration of the recognition of deferred debt issuance cost charges and debt discount, as well as prepayment premiums.
     Other Income, Net. Other income, net totaled $2.2 million for the first nine months of 2010 as compared to other income, net, of $5.0 million for the first nine months of 2009. Other income, net for the first nine months of 2010 was primarily comprised of foreign exchange gains on the remeasurement of Clover Leaf’s debt denominated in the U.S. dollar.
     Net Income. Net income for the first nine months of 2010 was $41.6 million as compared to $23.0 million for the first nine months of 2009. The increase in net income was a result of improved gross profit and lower interest expense, offset, in part, by charges related to restructuring and other transition costs, losses on debt prepayments, lower foreign currency gains, and higher income taxes. Income taxes increased as a result of increased pre-tax earnings.
Cash Flows, Liquidity and Capital Resources
     Cash totaled $1.9 million at October 2, 2010. Our cash flows from operations, together with borrowings under our senior revolving credit facility, have historically been sufficient to meet our working capital and substantially all of our capital expenditure requirements. Our primary sources of liquidity will be cash flow from operations and borrowings under our senior revolving credit facility. We will also seek to finance our capital expenditures under capital leases or other debt arrangements that provide liquidity or favorable borrowing terms. Based on our current level of operations, we believe our cash flows from operations and available borrowings under our senior revolving credit facility, augmented by ad hoc borrowing for certain capital projects or insurance premiums, will meet our liquidity needs for the foreseeable future and allow for continued reduction in debt levels or distributions to owners, as permitted under our debt agreements.

Cash Flows from Operating Activities
     Cash provided by operating activities for the first nine months of 2010 was $103.8 million compared to $59.9 million for the first nine months of 2009, an increase of $43.9 million. The increase in operating cash flows was primarily a result of improved earnings and reductions in working capital levels. For the first nine months of 2010, net income, as adjusted to exclude income and expenses not affecting cash (and exclusive of working capital changes) was $70.0 million, as compared to $56.2 million for the first nine months of 2009. Working capital for the first nine months of 2010, excluding the impact of changes occurring as a result of foreign currency translation, decreased by $33.7 million as compared to a decrease in working capital of $6.0 million for the first nine months of 2009. For the first nine months of 2010, the most significant changes to working capital resulted from increased accounts payable, lower inventories, increased accounts receivable, and increased accrued expenses. Accounts payable increased due to the seasonal timing of purchases and settlements. The decrease in inventories occurred as a result of the timing of sales, production and purchasing activity as well as improved supply chain management. Accounts receivable increased as a result of the timing of sales and cash collections. The increase in accrued expenses was primarily a result of increased trade promotions. For the first nine months of 2009, the net decrease in working capital was primarily a result of sales transaction timing and seasonal changes in inventories and accounts payable, as well as an increase in accrued expenses and a decrease in other liabilities. Management does not expect the decrease in working capital that occurred in the first nine months of 2010 to continue, and working capital levels are expected to modestly increase during the fourth quarter.
Cash Flows Used in Investing Activities
     Cash used in investing activities for the first nine months of 2010 totaled $6.4 million compared to $8.8 million for the first nine months of 2009, a decrease of $2.4 million. Cash used in investing activities for the first nine months of 2010 was comprised of $7.6 million in additions to property, plant and equipment partially offset by $0.5 million in proceeds from the sale of assets and approximately $0.8 million in cash receipts from government grants. Cash used in investing activities for the first nine months of 2009 included $9.1 million in additions to property, plant and equipment, and $1.3 million in additional costs incurred related to the Acquisition partially offset by $1.6 million in proceeds from the sale of assets.
Cash Flows Used in Financing Activities
     Cash used in financing activities for the first nine months of 2010 totaled $99.9 million and included $42.5 million in net payments on the senior revolving credit facility, $52.7 million in payments on other debt obligations (including the pre-payment of $16.6 million of the senior term loan and $22.0 million of the 7.75% senior secured notes), cash distributions to owners for partnership tax obligations of $5.4 million, and payment of $2.1 million in debt issuance costs related to the completion of the registration and exchange of registered for non-registered senior secured notes, all of which were partially offset by proceeds from the issuance of debt of $2.8 million. Cash used in financing activities for the first nine months of 2009 totaled $55.1 million and included $37.4 million in net payments on the senior revolving credit facility, $17.2 million in payments on other debt obligations and cash distributions to owners for partnership tax obligations of $3.9 million, all of which were partially offset by proceeds from the issuance of debt of $3.4 million.

  Contractual Obligations
     The following is a summary of contractual obligations as of October 2, 2010 and for each of the next five years and thereafter (in thousands):

	2010
	(remaining)	2011	2012	2013	2014	Thereafter

Term loan	$2,375	$9,500	$7,125	$—	$—	$—
Revolving credit facility	—	—	—	95,012	—	—
Senior secured notes	—	—	—	—	—	198,000
Minimum royalty payments	752	850	850	850	—	—
Installment notes	861	1,408	—	—	—	—
Capital lease obligations	2	5	—	—	—	—
Operating lease obligations	786	2,656	2,370	2,240	1,431	3,744

	$4,776	$14,419	$10,345	$98,102	$1,431	$201,744

  Pension Funding
     We contributed $0.4 million and $0.6 million towards the required minimum funding levels during the three and nine months ended October 2, 2010, respectively, and expect to contribute an estimated additional $0.2 million to defined benefit pension plans during the remainder of 2010.
  Capital Expenditures
     We anticipate incurring a total of approximately $10.0 million to $12.0 million in capital expenditures in 2010, including the $6.9 million incurred during the first nine months of 2010 (net of government loans). We have secured a government sponsored loan for approximately $3.0 million, which will, including interest accrued, be forgiven by the applicable government agency three years after the borrowing takes place if we maintain current employment levels at the location at which the capital projects will take place.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities and Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     We are a defendant from time to time in lawsuits and disputes arising in the normal course of business. Management believes the ultimate outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
     In 2008, Bumble Bee engaged an environmental consulting firm to investigate a fuel oil leak resulting in contamination of the soil at its Cape May, New Jersey clam packing facility. Our estimate of the cost to remediate the damage related to the oil contamination ranges from approximately $3.6 million. Bumble Bee recorded an estimated cost to remediate the soil contamination in the amount of $1.0 million as of the date of the Acquisition and an additional $2.6 million, with a corresponding increase to goodwill, in the third quarter of 2009 as a result of an updated estimate for a total estimated cost of $3.6 million, which represents our best estimate of cost to remediate the damage. The estimate will be updated upon the completion of further testing of the site and finalization of the remediation plan, and further adjustments to the remediation cost will impact the consolidated statement of operations. The remaining estimated $3.3 million liability is included in “other current liabilities” on the accompanying condensed consolidated balance sheet as of October 2, 2010. We did not use any discounting convention in the measurement of the liability recorded therein as the timing of the estimated settlement is not fixed or reliably determinable.
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
     Bumble Bee is a party to a consent decree, as amended, with the State of Maine which established, among other requirements, that certain minimum case volumes be produced during each calendar year until the decree expires on December 31, 2010. Bumble Bee achieved the minimum production volume for 2009. In April 2010, Bumble Bee closed its facility in Maine due to significant reductions in the total allowable herring catch. In connection with the closure, the State of Maine waived the production requirement for the remainder of 2010. As such, management considers this matter resolved.

Item 1A.	Risk Factors
There have been no material changes in the risks and uncertainties described in the Risk Factors in our Registration Statement on Form S-4 initially filled with the SEC on May 21, 2010, and declared effective by the SEC on August 16, 2010.

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

Date: October 29, 2010

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